Form 10QSB
period 2007-09-30
Greater Asia Realty Holdings, LTD.
filed 2007-10-22
CIK 1388158

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                       COMMISSION FILE NUMBER 000-52695

                      GREATER ASIA REALTY HOLDINGS, LTD.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


   c/o Tay Chong Weng, M-3-19 Plaza Damas,
    Sri Hartamas, Kuala Lumpur, Malaysia                              50480
------------------------------------------------                    ----------
(Address of principal executive offices)                            (Zip code)


                     Issuer's telephone number: (603) 2178-4947


                                  Not applicable.
                ----------------------------------------------------
		(Former name, former address and former fiscal year,
  			 if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 22, 2007, there were 16,390,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]




                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           3
Item 2.  Management's Discussion and Analysis or Plan of Operation      9
Item 3.  Controls and Procedures                                        11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    12
Item 3.  Defaults Upon Senior Securities                                12
Item 4.  Submission of Matters to a Vote of Security Holders            12
Item 5.  Other Information                                              12
Item 6.  Exhibits                                                       12
SIGNATURES                                                              13






                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                       GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                (U.S. DOLLARS)
                                 (UNAUDITED)
                              SEPTEMBER 30, 2007

                      GREATER ASIA REALTY HOLDINGS, LTD.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                               (U.S. DOLLARS)
                                 (UNAUDITED)
                                                                 AS OF
                                                               SEPTEMBER
                                                                30, 2007
                                                              ------------
                                   ASSETS

    CURRENT ASSETS

          Cash                                                $         --
                                                              ------------

    TOTAL CURRENT ASSETS                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES                                       $         --
                                                              ------------

    TOTAL CURRENT LIABILITIES                                           --
                                                              ------------

          TOTAL LIABILITIES                                             --


    STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 16,390,000 shares issued and
          outstanding as of September 30, 2007)                      1,639

         Deficit accumulated during development stage               (1,639)
                                                              ------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                --

           TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ------------
                                                              $         --
                                                              ============

See accompanying notes to financial statements.


                    GREATER ASIA REALTY HOLDINGS, LTD.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
                            (U.S. DOLLARS)
                              (UNAUDITED)


                                                           JANUARY 30, 2007
                                                             (INCEPTION)        CUMULATIVE
                                                               THROUGH        SINCE INCEPTION
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2007              2007
                                                           ---------------    ---------------

    REVENUES

        Revenues                                           $            --    $            --
                                                           ---------------    ---------------

    TOTAL REVENUES                                                      --                 --

    GENERAL & ADMINISTRATIVE EXPENSES
        Organization and related expenses                              139                139
        General and admistrative expenses                            1,500              1,500
                                                           ---------------    ---------------

    TOTAL GENERAL & ADMINISTRATIVE EXPENSES                          1,639              1,639
                                                           ---------------    ---------------

    NET LOSS                                               $        (1,639)   $        (1,639)
                                                           ===============    ===============


    BASIC LOSS PER SHARE                                   $         (0.00)   $         (0.00)
                                                           ===============    ===============

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING - BASIC AND
      DILUTED                                                   16,390,000         16,390,000
                                                           ===============    ===============

See accompanying notes to financial statements.




                                 GREATER ASIA REALTY HOLDINGS, LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                          (U.S. DOLLARS)
                                            (UNAUDITED)

                                                                                               CUMULATIVE
                                                                          JANUARY 30, 2007        SINCE
                                                                            (INCEPTION)        (INCEPTION)
                                                                              THROUGH            THROUGH
                                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                                                2007              2007
                                                                          ---------------    ---------------

    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                 $        (1,639)   $        (1,639)

        Issuance of stock for formation expenses                                      139                139

        Issuance of stock for services rendered                                     1,500              1,500
                                                                          ---------------    ---------------
        Toal adjustments to net income                                              1,639              1,639

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           --                 --

    CASH FLOWS FROM INVESTING ACTIVITIES

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           --                 --
                                                                          ---------------    ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES
                                                                          ---------------    ---------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           --                 --
                                                                          ---------------    ---------------

        NET INCREASE (DECREASE) IN CASH                                                --                 --

        CASH AT BEGINNING OF YEAR                                                      --                 --
                                                                          ---------------    ---------------

        CASH AT END OF YEAR                                               $            --    $            --
                                                                          ===============    ===============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued to founder for services rendered                  $         1,639    $         1,639
                                                                          ===============    ===============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Interest paid                                                         $            --    $            --
                                                                          ===============    ===============

    Income taxes paid                                                     $            --    $            --
                                                                          ===============    ===============

See accompanying notes to financial statments.


                       GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Greater Asia Realty Holdings, Ltd. (the "Company") was incorporated in the State of Delaware on January 30, 2007 in order to create and realize value by identifying and making opportunistic real estate investments by the direct acquisition, rehabilitation, financing and management of real properties in Malaysia.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred

                       GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2007.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 30, 2007 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3.  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4.   SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 1,390,000 shares of common stock for $139 in services to the founding shareholder of the Company to fund organizational start-up costs.

On February 12, 2007, the Company issued 15,000,000 shares of common stock to our founding shareholder for the development of our business concept and plan. The services were valued at $1,500.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

       * Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 16,390,000 shares issued and outstanding.

       * Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. References in this section to "Greater Asia Realty Holdings, Ltd.," the "Company," "we," "us," and "our" refer to Greater Asia Realty Holdings, Ltd.

Certain statements in this interim report are forward-looking statements within the meaning of the federal securities laws. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, identifying desirable properties, negotiating desirable investment terms, and changes in the real estate market in Malaysia, changing interest rates, and a general downturn in the Malaysian economy. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

PLAN OF OPERATIONS - IN GENERAL

The following plan of operation provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. We are a development stage company. Because we have not generated any revenue, we intend to report our plan of operation below.

DEVELOPMENT OF OUR BUSINESS

The Company was incorporated under the laws of the State of Delaware on January 30, 2007.

Our operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. Because of uncertainties surrounding our development, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

Raising Capital - we hope to raise US$500,000 through the sale of our securities. We may find it difficult to raise that amount of capital required of us to commence full operation, because we are a development stage company with no history of operation. Provided that we are successful in raising a minimum of US$125,000, we believe we can commence operations on a limited scale for at least twelve months. In this event, we will only invest in properties that generate positive cash flow. If only the minimum amount or an amount not substantially in excess of the minimum amount is raised, we will need to raise additional funds from other sources to expand operations. There can be no assurance that we will be successful in raising the capital we require through the sale of our securities.

Acquiring Properties - we intend to notify real estate brokers operating in geographical areas of interest to us that we are interested in acquiring suitable developed or undeveloped properties. When appropriate properties are identified, we will negotiate for an acceptable purchase price and terms. As consideration for any acquisition, we would use our capital, our equity and borrowed funds secured by the property acquired.

Relationships with Banks - management intends to use the start-up phase to introduce us to banks and other lending institutions that may be interested in making secured loans to us in order to pay for properties.

Development of Properties - if we acquire undeveloped properties we will try to determine appropriate development plans for the property. We may engage outside consultants and property managers to assist us in developing these plans.

We intend to grow through internal development, strategic alliances, and acquisitions of properties. Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

There is intense competition in the real estate investment market with other companies that are much larger and both national and international in scope and which have greater financial resources than we have. At present, we require additional capital to make our full entrance into this industry.

We are still considered to be a development stage company, with no revenues, and are dependent upon the raising of capital through placement of our common stock. There can be no assurance that we will be successful in raising the capital we require through the sale of our common stock.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

(1) Committees and financial reviews.

The board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as we increase our revenues, of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditor's participation in the financial reporting process.

Until such time as an audit committee has been established, the board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors with respect to the matters required to be discussed by the Statement On Auditing Standards No. 61, "Communications with Audit Committees", as may be modified or supplemented.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.

3.1 Certificate of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB12G filed with the U.S. Securities and Exchange Commission on June 22, 2007).

3.2 Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB12G filed with the U.S. Securities and Exchange Commission on June 22, 2007).

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GREATER ASIA REALTY HOLDINGS, LTD.


     DATED: October 22, 2007	    BY: /S/ TAY CHONG WENG
					---------------------------
					TAY CHONG WENG
					CHIEF EXECUTIVE OFFICER AND
                                        CHIEF FINANCIAL OFFICER
					(PRINCIPAL EXECUTIVE OFFICER AND
                                         PRINCIPAL ACCOUNTING OFFICER)