Form 10KSB
period 2007-12-31
Greater Asia Realty Holdings, LTD.
filed 2008-03-12
CIK 1388158

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                  (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________

                       Commission File Number 000-52695

                                ---------------

                      GREATER ASIA REALTY HOLDINGS, LTD.
            (Exact name of registrant as specified in its charter)

                                ---------------

           Delaware
-------------------------------                   ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

     c/o Tay Chong Weng, President
    M-3-19 Plaza Damas, Sri Hartamas
         Kuala Lumpur, Malaysia                              50480
----------------------------------------                  -----------
(Address of principal executive offices)                   (zip code)
`
     Registrant's telephone number, including area code:  (603) 2178-4947

                                ---------------

        Securities registered under Section 12(b) of the Exchange Act:

                                     None.

        Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.0001 par value per share
                   -----------------------------------------
                               (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check  whether  the  issuer  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements  for  the  past  90  days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B ({section}229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ] No [X].

The issuer's revenues for fiscal year end December 31, 2007 were $0.

As of March 12, 2008, there were 16,415,000 shares of common stock, par value $.0001 per share, outstanding, 25,000 of which were held by non-affiliates.

Transitional  Small  Business  Disclosure  Format  (check one): Yes [ ] No [X]

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE

                          FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Greater Asia Realty Holdings, Ltd. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Plan of Operation" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

ORGANIZATION AND BUSINESS SUMMARY

       We were incorporated on January 30, 2007, in the State of Delaware. We were formed with the stated purpose of conducting any lawful business activity. However, our purpose is to engage in the real estate business in Malaysia.

       We are considered a development stage company. To date, our activities have consisted of startup and organizational activities, the development of our business plan and the raising of initial seed financing through the sale of our securities.

       On December 3, 2007, we filed with the U.S. Securities and Exchange Commission ("SEC") a registration statement, on Form SB-2 as amended, in connection with a proposed $500,000 initial public offering of 500,000 units at $1.00 per unit, each consisting of one share of common stock, two Class A warrants and four Class B warrants. The registration statement was declared effective by the SEC on January 16, 2008. We have not sold any Units in the offering to the date of this report.

       Our primary objective is to acquire, make necessary renovations and operate real properties to generate current positive cash flow while holding such properties for possible long-term appreciation and resell.

       To date we have not purchase any property. Our plan is to acquire at least one property within 3 months after the completion of our initial public offering. At that point, we would anticipate acquiring residential properties in the $100,000 to $500,000 range (all amounts in this registration statement are in US$ Dollars, unless otherwise noted). We expect to acquire the properties using cash, mortgage financing or our common stock or any combination thereof. We anticipate that the majority of the properties acquired will be in Kuala Lumpur, Malaysia. If we decide to sell a property, we will do it ourselves to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

       The address of our principal executive office is at c/o Tay Chong Weng, M-3-19 Plaza Damas, Sri Hartamas, Kuala Lumpur 50480, Malaysia, and our telephone number at this location is (603) 2178-4947.

       We have no recent operating history and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully. We may not have the ability to acquire property that will be of material value to us. Our management plans to investigate, research, and, if justified, attempt to acquire properties. We currently have no commitment or arrangement, written or oral, to participate in any property acquisition and management cannot predict the nature of any potential property acquisition it may ultimately consider. Management will have broad discretion in its search and negotiations for any property acquisition.

TYPES OF PROPERTIES WE MAY ACQUIRE

       We intend to acquire the following types of properties:

       Residential: We will seek single-family homes, residential units in existing buildings and residential apartment buildings. We will seek properties in low to middle income areas. In general, our residential properties will be located in Kuala Lumpur, Malaysia or elsewhere in the Malaysian Federation. We estimate that the range of values for our residential properties will be from $100,000 to $500,000 per property.

       Commercial: We may seek offices and retail stores for acquisition as commercial properties. We will seek properties in commercially developed areas, such as industrial parks and in urban centers. We will initially seek properties located in Kuala Lumpur, Malaysia and may expand to other areas later within the Malaysian Federation. The estimated range of value for our commercial properties will be $500,000 to $1,000,000 per project.

       Undeveloped Properties: We will seek undeveloped property for resale or development. We will seek parcels which are in developed or developing areas and will be likely candidates for future development. These properties will be sought primarily in Johor Bahru, Malaysia. The estimated range of value for our undeveloped properties will be $1,000,000 to $5,000,000 per project.

       Conversion of Existing Structures: We will seek under utilized or abandoned commercial properties for conversion to residential use. We will convert buildings to achieve their highest and best use. We do not anticipate implementing plans for conversion of existing structures until after we have acquired other properties and have established our business operations. The estimated range of value and costs for a conversion project is at least $2,500,000.

OUR BUSINESS POLICIES WITH RESPECT TO ACQUIRING AND FINANCING PROPERTIES

       The following is a discussion of our business policies with respect to acquisition, development, financing and certain other activities. Our policies have been determined by our Board of Directors and, although the Board currently does not contemplate any changes to the policies, the Board may change these policies without a vote or other approval of stockholders.

ACQUISITION AND DEVELOPMENT POLICIES

       Our business and growth strategies are designed to maximize total return to stockholders over the medium term of approximately one to three years and the long term of more than three years. Our current policies contemplate the possibility of (1) direct ownership of income producing real estate properties, including ownership through wholly-owned Malaysian subsidiaries, (2) acquisition of unimproved property for development or resale, and (3) the acquisition and conversion of existing structures, which will involve turning commercial properties into residential properties. At the present time, we are interested in suitable properties located in Kuala Lumpur, Malaysia. Eventually we will seek properties throughout the Malaysian Federation. Generally, we intend to hold our properties for the long term. However, we may sell properties when we believe the economic benefits to our stockholders warrant such action. Our policy will be to acquire assets primarily for possible capital gain.

       Although we have no formal plan as to the allocation of assets among our investments, we generally intend after startup to limit investment in a single property to a maximum of 50% of our total assets. We expect to fund future development and acquisitions utilizing funds from future offerings of our securities, issuances of our equity securities, sale or exchange of existing properties, borrowed funds and retained cash flow. We believe our capital structure is advantageous because it permits us to acquire additional properties by issuing equity securities in whole or in part as consideration for the acquired properties, and our equity securities may be our primary consideration for acquisition during our startup phase.

       We intend to locate suitable properties through the use of licensed real estate brokers who will be advised of our requirements. It is anticipated that the sellers of the properties will pay any broker commissions or fees relating to the sale of properties to us.

FINANCING POLICIES

       We intend to make additional investments in properties and may incur indebtedness to make those investments. We have no limitation on the number or amount of secured indebtedness or mortgages that may be placed on any one of our future properties.

       Secured indebtedness incurred by us may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors or other lenders.

This indebtedness may be recourse to all or any part of our assets, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by us may be used for refinancing existing indebtedness, for financing development and acquisition of properties, for the payment of dividends and for working capital.

       If the Board determines to raise additional equity capital, the Board has the authority, generally without stockholder approval, to issue additional common stock, preferred stock or other of our capital stock in any manner (and on such terms and for such consideration) as it deems appropriate, including in exchange for property. Existing stockholders have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder's investment in us.

COMPETITION

       The first competitive consideration is to locate real estate for purchase that is within our pricing limitations and is considered to be priced right for the market in that particular area. The competition for real estate is intense, and includes firms as small as one person working out of their home to multi-national conglomerates.

       Once a property is acquired, the first task is to complete necessary repairs and renovations. When the property is available for sale, the major risk factor is to conclude a profitable sale. In this regard, a problem with some properties is the individuals who agree to a purchase contract may not be qualified to receive mortgage financing. The time period of removing the property from the market and then discovering that the purchaser is not mortgage qualified is costly in terms of reduced profits when a sale is concluded.

       Our profit potential is wholly dependent upon the ability of our officers and employees to purchase property and resell it at a price level which will provide profits to us. There is no assurance that these objectives will be realized. It is reasonable to assume that any property acquired and prepared for resale will eventually be sold. However, it may be that an eventual resale will be at a loss.

       Because of the nature of this business there are no statistics that indicate the number of investors in the business or the financial extent of their activities. We will basically be in the same competitive position as any other investor seeking to purchase real estate in our anticipated price range.

GOVERNMENTAL REGULATIONS, APPROVAL, COMPLIANCE

       The purchase and sale of real estate is essentially a private transaction. We do not expect that environmental laws of Malaysia will have any impact on our planned real estate purchases, either in terms of compliance or cost or otherwise. We do not intend to purchase any property where environmental concerns exist.

FOREIGN OWNERSHIP REGULATION OF MALAYSIA

       There are three main areas of regulation of real property in Malaysia. First, the National Land Code of 1965 is the most significant legal regulation of real estate transactions. Second, the constitution of Malaysia gives the national government responsibility and rights in regulating property ownership. Third, Malaysia is subdivided into 14 states that each has their own land rules for the regulation of the ownership of land and buildings.

       The National Land Code was altered in 1992 to add controls on foreign purchase of real property. Specifically, the Code requires foreigners to obtain permission from the government for the purchase of agricultural, residential, or commercial land. Industrial land is excluded from this restriction.

       There are other significant restrictions. For example, foreign purchase of residential or commercial real estate for investment and not owner occupancy must be made through the formation of a Malaysian company that has not only 70% ownership by Malaysian citizens, but also 30% ownership by indigenous

Malaysians. In addition, in any multi-unit residential development, foreign ownership is limited to specific percentages of overall units based on the type of multi-unit development: 10% of attached and semi-detached homes, 30% of multi-family or vacation homes.

       In recent years, the Malaysian government has relaxed its rules restricting foreign property ownership with the hope to stimulate the real estate market and to clear the inventory of commercial projects constructed during the boom years before the 1997-98 Asian financial crisis. The new rules, affected on April 25, 2001 allow non-Malaysians to purchase all types of properties without having to set up a company with local equity partners. Based on the rules, foreigners can also buy into projects on which construction has not started and borrow from local banks to finance their property purchases based on the new rules.

       Nevertheless, the rule that any property bought by non-Malaysians must be priced at a minimum of 250,000 Ringgit (about US$78,554.60 on 03-05-2008 exchange rate) has not been changed. In the past, foreigners had to establish a local firm with 49 percent Malaysian equity in order to buy a commercial property. Additionally, they had to obtain approval from the Foreign Investment Committee. To induce foreign companies, the government now let foreign firms own offices costing 250,000 Ringgit and above without local equity partners.

EMPLOYEES

       It is anticipated that the only employee of this business in the near future will be our President. All other operative functions, such as repairs and/or renovations to the real estate will be handled by independent contractors or consultants.

INVESTMENT POLICIES

       The following is a discussion of our investment policies regarding real estate and interests in real estate, real estate mortgages and securities of businesses engaged in real estate activities. Also included is a discussion of our policies regarding securities, lending and borrowing money, management of investments and related activities.

       Our policies have been determined by our Board of Directors. The Board does not currently contemplate any changes to these policies. However, the Board may change the policies without a vote or other approval of shareholders.

REAL ESTATE AND INTERESTS IN REAL ESTATE

       We propose to invest in a variety of real estate properties and interests. These investments will primarily involve personal residences (homes and units in apartment buildings) and entire residential buildings, commercial properties, undeveloped land and existing commercial properties for conversion to residential use.

       There are no limitations on the percentages of our assets which may be invested in any one property or type of property. After startup, we intend to limit investment in a single property to a maximum of 50% of our total assets. We do not have any policy which imposes a limitation on the number or amount of mortgages which may be placed on any one piece of property. Our policy will be to acquire assets primarily for possible capital gain.

INVESTMENTS IN REAL ESTATE MORTGAGES

       We do not currently propose to invest in mortgages on properties owned by others. We do not propose to engage in any activities relating to the origination, servicing or warehousing of mortgages.

SECURITIES OF BUSINESSES ENGAGED IN REAL ESTATE ACTIVITIES OR OTHER BUSINESSES

       We do not currently propose to invest in securities of businesses primarily engaged in real estate activities or other businesses.

SECURITIES, LENDING AND BORROWING MONEY AND RELATED ACTIVITIES

       We have not engaged in any of the following activities since inception:

        o issuing senior securities

        o lending or borrowing money

        o investing in the securities of others for the purpose of acquiring control

        o underwriting the securities of others

        o purchasing and selling portfolio securities

        o offering securities in exchange for property

        o repurchasing our outstanding securities

       In connection with the acquisition of properties in the future, we propose to engage in borrowing money and in offering our equity securities to property owners as a means of paying for property acquisitions. We have no specific policy regarding the extent to which properties will be acquired with borrowed funds or our equity securities. Our method of paying for property acquisitions will depend on the type of property, the requirements of the seller, the value as collateral of the property, the market price of our equity at the time of such acquisitions and other factors.

MANAGEMENT OF INVESTMENTS

       We do not have in place or propose to make any arrangements regarding the use of other businesses to manage or service our properties, service our mortgages or provide investment advisory services.

RISK FACTORS

YOU SHOULD CAREFULLY REVIEW AND CONSIDER THE FOLLOWING RISKS AS WELL AS ALL OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS. THE FOLLOWING RISKS AND UNCERTAINTIES ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES OF WHICH WE ARE CURRENTLY UNAWARE OR WHICH WE BELIEVE ARE NOT MATERIAL ALSO COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL
CONDITION, RESULTS OF OPERATIONS, OR CASH FLOWS. TO THE EXTENT ANY OF THE INFORMATION CONTAINED IN THIS ANNUAL REPORT CONSTITUTES FORWARD-LOOKING INFORMATION, THE RISK FACTORS SET FORTH BELOW ARE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS FOR VARIOUS FINANCIAL REPORTING PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON OUR BEHALF AND COULD MATERIALLY ADVERSELY EFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

WE HAVE NO OPERATING HISTORY ACCORDINGLY; NO INDICATION OF OUR FUTURE PERFORMANCE EXISTS.

       We are a newly organized development stage company, having been incorporated on January 30, 2007, and have a very limited operating history from which to evaluate our business and prospects. We have had no revenues. We had a loss of $6,366 from January 30, 2007 (inception) to December 31, 2007. An investor in our securities must consider the uncertainties, expenses and difficulties frequently encountered by companies such as ours that are in the early stages of development. Furthermore an investor in our company should take special note of the fact that we operate in a highly competitive industry. Our operations may never generate significant revenues and we may never achieve profitable operations. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in the early stages of development. To address these risks, we must, among other things:

       o be successful in raising capital,

       o identify properties with income and appreciation potential,

       o effectively manage and lease those properties which we acquire,

       o effectively manage our growth by using leverage, and

       o attract, retain and motivate qualified personnel.

       If we are unable to successfully address these risks, our business plan may not yield the results we anticipate, and as such our prospects of profitability may be delayed or we may never achieve profitability.

WE WILL HAVE DIFFICULTY LOCATING SUITABLE INVESTMENTS BECAUSE OF OUR LIMITED CAPITAL AND DUE TO COMPETITION FROM BETTER CAPITALIZED COMPANIES.

       Identifying, completing and realizing returns on real estate investments have generally been highly competitive, and involve a high degree of uncertainty. We will be competing for investments primarily with individuals and other small businesses which may have more financial resources than we have. Because of our limited resources, we will have more difficulty in acquiring properties than our competition, which may be better capitalized. There can be no assurance that we will be able to locate and complete investments which satisfy our rate of return objective or realize upon their value or that we will be able to fully invest our available capital.

WE MAY ACQUIRE A PROPERTY THAT MEETS OUR INVESTMENT CRITERIA; HOWEVER, DUE TO UNFORESEEN CIRCUMSTANCES, THE PROPERTY MAY NOT PERFORM AS EXPECTED.

       We intend to acquire existing properties to the extent that they can be acquired with advantageous terms and meet our investment criteria. Our investment criteria is to generally acquire either commercial or residential properties in the $100,000 to $1,000,000 cost range, including any required renovation, with an expected profit on resale of 25% to 50%. Acquisitions of properties entail general investment risks associated with any real estate investment, including the risk that investments will fail to perform as expected, the estimates of the cost of improvements to bring an acquired property up to standards established for the intended market position may prove inaccurate and the occupancy rates and rents achieved may be less than anticipated.

ACTUAL RENOVATION COSTS MAY BE SUBSTANTIALLY HIGHER THAN THE ESTIMATE WE USED WHEN WE ACQUIRED A PROPERTY.

       Initially we intend to acquire only complete properties which may require some renovation. There are a number of risks which we face, including; the risk that we do not properly estimate the renovation costs; the risk that renovation and lease of the property may not be completed timely, resulting in increased debt service cost; the risk that material shortages or labor shortages and other factors outside our control, may cause delays, also resulting in increased debt service cost; and the risk of inability or delays in obtaining any required zoning, land-use, building, occupancy and other required governmental permits and authorizations. In addition, renovation activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention.

OUR BUSINESS PLAN CURRENTLY EXPECTS TO UTILIZE DEBT FINANCING TO ACQUIRE SOME OF OUR PROPERTIES.

       We do not currently have any debt financing, however, we anticipate the need of obtaining debt financing as we add additional properties in the future. The following items relating to debt financing do not currently affect us; however, we do expect them to impact us in the future:

       Leverage - Some of our real estate investments may utilize a leveraged capital structure, in which case a third party lender would be entitled to cash flow generated by such investments prior to us receiving any return. As a result of such leverage, we would be subject to the risks normally associated with debt financing, including the risk that cash flow from operations and investments will be insufficient to meet required payments of principal and interest, the risk that existing debt (which in most cases will not have been fully amortized at maturity) will not be able to be refinanced or that the terms of such refinancing will not be as favorable to us, and the risk that necessary capital expenditures for such purposes as renovations and other improvements will not be able to be financed on favorable terms or at all. While such leverage may increase our returns or the funds available for investment, it also will increase the risk of loss on a leveraged investment. If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the security for such loan. Because we may engage in portfolio financings where several investments are cross-collateralized, multiple investments may be subject to the risk of loss. As a result, we could lose our interest in performing investments in the event such investments are cross-collateralized with poorly performing or nonperforming investments. In addition, recourse debt, which we reserve the right to obtain, may subject our other assets to risk of loss.

       Risk of Rising Interest Rates - We may incur indebtedness in the future that bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates could increase our interest expense and adversely affect our financial condition and results of operations.

       Covenants - Various credit facilities or other debt obligations may require us to comply with a number of financial and other covenants on an ongoing basis. Failure to comply with such covenants may limit our ability to borrow funds or may cause a default under our then-existing indebtedness.

       No Limitation on Debt - Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. We also have the ability to use a more highly leveraged business strategy than typically used by REITs.

       Accordingly, we could become highly leveraged, resulting in an increase in debt service that could increase the risk of default on our indebtedness.

INVESTMENTS IN REAL ESTATE ARE ILLIQUID, WHICH COULD RESULT IN SIGNIFICANT LOSSES IN THE EVENT OF A DOWNTURN IN THE REAL ESTATE MARKET.

       Investments in real estate will be highly illiquid. Such illiquidity limits our ability to modify our portfolio in response to changes in economic or other conditions. Illiquidity may result from the absence of an established market for our investments as well as legal or contractual restrictions on their resale by our company.

BECAUSE  OUR  BUSINESS   DEPENDS   ON   THE   ACQUISITION  OF  PROPERTIES,  THE
UNAVAILABILITY OF PROPERTIES COULD REDUCE OUR REVENUES OR NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

       Our operations and revenues are highly dependent on our ability to expand our portfolio of properties. We may compete for available properties with persons and entities that possess significantly greater financial, marketing and other resources. Competition generally may reduce the amount of property available as well as increase the bargaining power of property owners seeking to sell. An inability to effectively carry out any of our sales/leasing activities may reduce our revenues or negatively affect our results of operations.

A DETERIORATION OF REGIONAL OR NATIONAL ECONOMIC CONDITIONS COULD REDUCE OUR REVENUES MORE SPECIFICALLY AN ECONOMIC DOWNTURN IN MALAYSIA COULD REDUCE OUR REVENUES OR OUR ABILITY TO DEVELOP OUR BUSINESS.

       Our ability to lease and in the future sell any properties we may acquire could be affected due to a deterioration of regional or national economies, because we plan to acquire properties only in Malaysia. Any economic downturn in Malaysia could reduce our revenues or our ability to grow our business.

POOR RELATIONS WITH TENANTS COULD NEGATIVELY IMPACT OUR BUSINESS, WHICH COULD CAUSE OUR REVENUES OR RESULTS OF OPERATIONS TO DECLINE.

       As a landlord, we may be expected by tenants from time to time to resolve any real or perceived issues or disputes that may arise in connection with their occupation of our property. Any efforts made by us in resolving these issues or disputes could be deemed unsatisfactory by the affected tenants and any subsequent action by these tenants, including withholding rent or refusing to vacate the property could negatively affect our ability to collect rent and/or re-let our properties, which could cause a delay in our income stream/cash flow and cause revenues or results of operations to decline. In addition, we could be required to make material expenditures related to the settlement of these issues or disputes.

OUR BUSINESS OPERATIONS COULD BE SEVERELY IMPACTED OR SHUT DOWN AS A RESULT OF POLITICAL OR ECONOMIC INSTABILITY AND/OR TERRORIST ACTIVITIES, WHICH COULD RESULT IN A TOTAL LOSS OF ANY INVESTMENT YOU MAKE IN OUR SECURITIES.

       The terrorist situation in southern Thailand has worsened, with 112 alleged Islamic militants killed by Thai security forces in late April 2006. The risk of this spilling over into Malaysia's northern states is exacerbated by the very porous border between the two countries. Tight control by the government helps to limit internal interracial tensions, however, any terrorist or threatened terrorist activities in or near our business location could severely restrict our operations and reduce possible revenues. In addition, any adverse changes to the current economy, political climate, currency, environment for foreign businesses or security could reduce our revenues or our ability to grow our business, which would result in loss of revenues and a total loss of your investment.

WE ARE SUBJECT TO THE MANY RISKS OF DOING BUSINESS INTERNATIONALLY, INCLUDING BUT NOT LIMITED TO THE DIFFICULTY OF ENFORCING LIABILITIES IN FOREIGN JURISDICTIONS.

       We are a Delaware corporation and, as such, are subject to the jurisdiction of the State of Delaware and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we plan to register as a foreign corporation doing business in Malaysia and will be subject to the local laws of Malaysia governing investors' ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Malaysian courts having jurisdiction without reexamination of the merits of the case.

       Since our sole officer and director reside outside the United States, substantially all or a portion of his assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States. We have been advised that, based on the political climate in Malaysia, there is doubt as to the enforceability of judgments obtained in U.S. Courts.

BECAUSE WE OPERATE IN A FOREIGN COUNTRY, OUR BUSINESS IS SUBJECT TO FOREIGN CURRENCY FLUCTUATIONS AND RISKS WHICH COULD SEVERELY IMPACT OUR REVENUES AND RESULTS OF OPERATIONS.

       We conduct business in a currency other than the U.S. Dollar and the Malaysian Ringgit has been floated against a basket of currencies, which include the Chinese Renminbi. We will have exposure to exchange rate fluctuations. At some point in the future, the exchange rate could fluctuate substantially more which would cause us exposure to exchange rate risk, as our profits would then be subject to exchange rate fluctuations. Any broad-based regional currency crisis could cause a major shift in the exchange rate, as could a dramatic collapse in the US dollar. If in the future, there are much wider fluctuations in the exchange rate, we would attempt to reduce our transaction and translation gains and losses associated with converting foreign currency into U.S. Dollars by entering into foreign exchange forward contracts to hedge certain transaction and translation exposures. Any such risks could severely impact our revenues and results of operations, which could reduce the value of any investment you make in our securities.

IN THE EVENT OUR COMMON STOCK SHARE PRICE IS LESS THAN $5.00, PENNY STOCK REGULATION MAY RESTRICT THE MARKETABILITY OF OUR SECURITIES AND CAUSE THE PRICE OF OUR SECURITIES TO DECLINE.

       The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share. If our stock price declines to below $5.00, our common stock will be subject to rules that impose additional sales practice requirements on broker-dealers. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase and a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Also, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and may affect the price at which such purchasers can sell any such securities.

BECAUSE WE MAY BE UNSUCCESSFUL IN RAISING AT LEAST $125,000 FROM OUR INITIAL PUBLIC OFFERING TO PURCHASE OUR FIRST PROPERTY AND TO SATISFY OUR LIQUIDITY NEEDS FOR THE NEXT 12 MONTHS, WE MAY BE UNABLE TO COMMENCE OPERATIONS AND PURSUE OUR BUSINESS PLAN.

       We need at least $125,000 to purchase no more than one rental property and commence operations. We may be unable to raise $125,000 from our initial public offering of securities and therefore will be unable to pursue our business plan.

       If we are unable to raise at least $125,000 in our initial public offering of securities, we will attempt to borrow funds from a bank or other financial institution to satisfy our minimum cash requirements, up to $125,000, to initiate operations and purchase no more than one rental property. If we are unable to borrow funds from a bank or other financial institution, our president and sole-director, Tay Chong Weng, has agreed to lend us the money required to satisfy our minimum cash requirements.

BECAUSE OUR SOLE OFFICER-DIRECTOR, AT HIS DISCRETION, MAY BORROW FUNDS FOR US WITHOUT STOCKHOLDER APPROVAL, THE VALUE OF OUR SHARES MAY DECLINE.

       Our sole officer-director has the right, in his sole discretion, to borrow funds on our behalf. Our sole officer-director does not require stockholder approval prior to borrowing. Our assets may be used as collateral for borrowings. If we have difficulty repaying these borrowings out of our working capital, we may be forced to liquidate assets at an inappropriate time or default. In the event of a default, our lender may dispose of collateral to the detriment of our business and the value of our shares may decline and the equity of our stockholders may be reduced or eliminated.

THE LOSS OF THE CONTINUED SERVICES OF TAY CHONG WENG COULD ADVERSELY AFFECT OUR BUSINESS AND DECREASE THE VALUE OF OUR SECURITIES.

       Our executive management currently consists solely of Tay Chong Weng. Our success depends on his continued employment with our company. We will continue to be especially dependent on the services of Tay Chong Weng, president and chief executive officer. Loss of his services for any substantial time would materially adversely affect our results of operations and financial condition. Subject to availability of sufficient funds, we plan to consider obtaining "key-man" insurance covering Tay Chong Weng.

CONTROL BY MANAGEMENT.

       Management currently owns 99.8% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence substantially all matters submitted to stockholders for approval, including:

        o Election of the board of directors;

        o Removal of any directors;

        o Amendment of the Company's certificate of incorporation or bylaws;
          and

        o Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

       These stockholders will thus have substantial influence and control over our management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

       We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy.

OUR BOARD OF DIRECTORS HAS THE POWER TO ISSUE SHARES OF PREFERRED STOCK WITH CERTAIN RIGHTS WITHOUT STOCKHOLDER APPROVAL.

       Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY.

       We do not currently own any property or real estate of any kind. Our address is located at c/o Tay Chong Weng, M-3-19 Plaza Damas, Sri Hartamas, Kuala Lumpur 50480, Malaysia. The phone number at this location is (603) 2178-4947.

ITEM 3. LEGAL PROCEEDINGS.

       Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

       Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of Common Stock. Our common stock has never been publicly traded. As of March 12, 2008, there were two holders of record of our Common Stock. Subject to the sponsorship of a market maker, shares of our common stock will be traded in the over-the-counter market on the OTC Electronic Bulletin Board after our shares become legally eligible to trade.

PREFERRED STOCK

       Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

DIVIDEND POLICY

       The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

STOCK OPTION PLAN

       On November 2, 2007, our shareholder and director adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan. The plan authorizes the granting of options to purchase up to 1,000,000 shares of our common stock. The board's responsibility will include the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. No options have been granted under the plan as of the date of this report.

       Plan options may either qualify as non-qualified options or incentive stock options under Section 422 of the Internal Revenue Code. Any incentive stock option granted under the plan must provide for an exercise price of at least 100% of the fair market value on the date of such grant and a maximum term of ten years. If the employee owns more than 10% of our stock, the exercise price of any incentive option granted must be at least 110% of fair market value and must be exercised within five years after the grant.

       All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only officers, directors and persons who are formally employed by Greater Asia Realty Holdings, Ltd. are eligible to receive incentive options.

       All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death or disability, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one-year following the date of death. If the optionee is permanently and totally disabled within the meaning of Section 22(e)(3) of the Internal Revenue Code, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

RECENT SALES OF UNREGISTERED SECURITIES

       We sold the following equity securities that were not registered under the Securities Act since our incorporation on January 30, 2007 to December 31, 2007.

       With our formation on January 30, 2007, we issued 1,390,000 shares to our founder Mr. Tay Chong Weng. Mr. Tay Chong Weng paid $139 for these shares, which were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

       On February 12, 2007, we issued 15,000,000 shares to our founding shareholder Mr. Tay Chong Weng. The shares were issued for the development of our business concept and plan and valued at $1,500. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

       On November 14, 2007, we issued 25,000 shares to our securities counsel, Gary L. Blum, Esq. The shares were issued for legal services and valued at $2,500. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

       The  issuance  of  these shares was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. All of these shares were acquired for investment purposes only and without a view to distribution. The persons who received these shares were fully informed about matters concerning the Company, including its business, financial affairs and other matters and acquired the securities for their own accounts.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

       The following plan of operation provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. We are a development stage company. Because we have not generated any revenue, we intend to report our plan of operation below.

       The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

       During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

       Raising Capital - we hope to raise $500,000 through the sale of our securities in our initial public offering. We may find it difficult to raise that amount of capital required of us to commence full operation, because we are a development stage company with no history of operation. Provided that we are successful in raising a minimum of $125,000 from the initial public offering, we believe we can commence operations on a limited scale for at least twelve months. In this event, we will only invest in properties that generate positive cash flow. If only the minimum amount or an amount not substantially in excess of the minimum amount is raised in the initial public offering, we will need to raise additional funds from other sources to expand operations. There can be no assurance that we will be successful in raising the capital we require through the sale of our securities. However, our president and sole-director, Mr. Tay Chong Weng, has agreed to lend us up to $125,000, for a minimum term of 12 months with an interest rate equivalent to the Citibank, N.A. prime rate if we are unable to raise a minimum of $125,000 from this offering. Mr. Tay Chong Weng has represented to us that he has readily available liquid funds in excess of $125,000.

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

       Relationships with Banks - management intends to use the startup phase to introduce us to banks and other lending institutions that may be interested in making secured loans to us in order to pay for properties.

       Development of Properties - if we acquire undeveloped properties we will try to determine appropriate development plans for the property. We may engage outside consultants and property managers to assist us in developing these plans.

       Each of these steps present significant risks with respect to our ability to implement our plan of operations, which are discussed in the "Risk Factors" section of this report.

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

       We have filed a registration statement with the U.S. Securities and Exchange Commission, in part, because we believe that an early registration of our equity securities will minimize some of the barriers to capital formation that otherwise exist. By having a registration statement in place, we believe that we will be in a better position, either to conduct a future public offering of our securities or to undertake a private placement with registration rights, than if we were a privately held company. Registering our shares may help minimize the liquidity discounts we may otherwise have to take in a future financing because investors will have a high degree of confidence that the Rule 144(c)(1) public information requirement will be satisfied and a public market may exist to effect Rule 144(g) broker transactions.

       We believe that the cost of registering our securities and undertaking the required disclosure obligations will be more than offset by being able to get better terms for future financing efforts.

OFF-BALANCE SHEET ARRANGEMENTS

       The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS.





                      GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)

                         AUDITED FINANCIAL STATEMENTS

                              DECEMBER 31, 2007


     FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm      F-1

     Balance Sheet                                                F-2

     Statements of Operations                                     F-3

     Statement of Changes in Stockholders' Equity (Deficit)       F-4

     Statements of Cash Flows                                     F-5

     Notes to Financial Statements                                F-6


                              STAN J.H. LEE, CPA
                       2160 North Central Rd. Suite 203
                              Fort Lee, NJ 07024
                      794 Broadway, Chula Vista, CA 91910
                         619-623-7799 Fax 619-564-3408



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheet of Greater Asia Realty Holdings, Ltd. as at December 31, 2007 and the related statements of operation, changes in shareholders' equity and cash flows for the period from January 30, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greater Asia Realty Holdings, Ltd. as at December 31, 2007, and the results of its operation and its cash flows for the period from January 30, 2007 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STAN J.H. LEE, CPA
----------------------------------
STAN J.H. LEE, CPA
January 5, 2008
Chula Vista CA





         REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD


                      GREATER ASIA REALTY HOLDINGS, LTD.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET

                                                                 AS AT
                                                                DECEMBER
                                                                31, 2007
                                                              ------------
                                   ASSETS

    CURRENT ASSETS

          Cash                                                $         --
                                                              ------------

    TOTAL CURRENT ASSETS                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES

          Shareholder Advances                                $      1,127
          Accounts Payable                                           1,100
                                                              ------------

    TOTAL CURRENT LIABILITIES                                        2,227
                                                              ------------

          TOTAL LIABILITIES                                          2,227


    STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 16,415,000 shares issued and
          outstanding as of December 31, 2007)                       1,642

         Additional paid-in capital                                  2,497

         Deficit accumulated during development stage               (6,366)
                                                              ------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (2,227)

                                                              ------------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)        $         --
                                                              ============

                       See Notes to Financial Statements


                    GREATER ASIA REALTY HOLDINGS, LTD.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS


                                                           JANUARY 30, 2007
                                                             (INCEPTION)        CUMULATIVE
                                                               THROUGH        SINCE INCEPTION
                                                             DECEMBER 31,     AT DECEMBER 31,
                                                                 2007              2007
                                                           ---------------    ---------------

    REVENUES

        Revenues                                           $            --    $            --
                                                           ---------------    ---------------

    TOTAL REVENUES                                                      --                 --

    GENERAL & ADMINISTRATIVE EXPENSES
        Organization and related expenses                              139                139
        General and admistrative expenses                            6,227              6,227
                                                           ---------------    ---------------

    TOTAL GENERAL & ADMINISTRATIVE EXPENSES                          6,366              6,366
                                                           ---------------    ---------------

    NET LOSS                                               $        (6,366)   $        (6,366)
                                                           ===============    ===============


    BASIC LOSS PER SHARE                                   $         (0.00)   $         (0.00)
                                                           ===============    ===============

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING - BASIC AND
      DILUTED                                                   16,415,000         16,415,000
                                                           ===============    ===============

                       See Notes to Financial Statements


                                                GREATER ASIA REALTY HOLDINGS, LTD.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FROM JANUARY 30, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007


                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                          COMMON           COMMON           ADDITIONAL            DURING
                                           STOCK            STOCK             PAID-IN           DEVELOPMENT
                                                           AMOUNT             CAPITAL              STAGE           TOTAL
                                         ----------      ----------         ----------          -----------     ----------

Shares issued for formation expenses
at $.0001 per share, January 30, 2007
(inception)                               1,390,000      $      139         $       --          $       --      $      139

Shares issued for services rendered at
$.0001 per share, February 12, 2007      15,000,000           1,500                 --                  --           1,500

Shares issued for services rendered at
$.10 per share, November 14, 2007            25,000               3              2,497                  --           2,500

Net loss, for the period ended
December 31, 2007                                --              --                 --              (6,366)         (6,366)
                                         ----------      ----------         ----------          -----------     ----------
Balance,  December 31, 2007              16,415,000      $    1,642         $    2,497          $   (6,366)     $   (2,227)
                                         ==========      ==========         ==========          ===========     ==========

                       See Notes to Financial Statements


                                 GREATER ASIA REALTY HOLDINGS, LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS

                                                                                               CUMULATIVE
                                                                          JANUARY 30, 2007        SINCE
                                                                            (INCEPTION)        (INCEPTION)
                                                                              THROUGH            THROUGH
                                                                            DECEMBER 31,       DECEMBER 31,
                                                                                2007              2007
                                                                          ---------------    ---------------

    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                 $        (6,366)   $        (6,366)

        Issuance of stock for formation expenses                                      139                139

        Issuance of stock for services rendered                                     4,000              4,000
                                                                          ---------------    ---------------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $        (2,227)   $        (2,227)

    CASH FLOWS FROM INVESTING ACTIVITIES

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              $            --    $            --
                                                                          ---------------    ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES

        Advances from stockholder                                                   1,127              1,127
        Accounts payable                                                            1,100              1,100
                                                                          ---------------    ---------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              $         2,227    $         2,227
                                                                          ---------------    ---------------

        NET INCREASE (DECREASE) IN CASH                                   $            --    $            --

        CASH AT BEGINNING OF YEAR                                                      --                 --
                                                                          ---------------    ---------------

        CASH AT END OF YEAR                                               $            --    $            --
                                                                          ===============    ===============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services rendered                             $         4,139    $         4,139
                                                                          ===============    ===============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Interest paid                                                         $            --    $            --
                                                                          ===============    ===============

    Income taxes paid                                                     $            --    $            --
                                                                          ===============    ===============

                       See Notes to Financial Statements

                      GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JANUARY 30, 2007 (INCEPTION) TO DECEMBER 31, 2007


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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2007.

                      GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JANUARY 30, 2007 (INCEPTION) TO DECEMBER 31, 2007


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4. RELATED PARTY TRANSACTIONS

On  January  30,  2007, the Company issued 1,390,000 shares of common stock for
$139  in  services  to   the  founding  shareholder  of  the  Company  to  fund
organizational start-up costs.

On February 12, 2007, the Company issued 15,000,000 shares of common stock to the founding shareholder for the development of our business concept and plan. The services were valued at $1,500.

As of December 31, 2007, the Company owed the President and CEO of the Company an outstanding balance of $1,127 for expenses incurred on its behalf. The advance is non-interest bearing and no interest has been accrued.

                      GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JANUARY 30, 2007 (INCEPTION) TO DECEMBER 31, 2007


NOTE 5.  SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 1,390,000 shares of common stock for $139 in services to the founding shareholder of the Company to fund organizational start-up costs.

On February 12, 2007, the Company issued 15,000,000 shares of common stock to our founding shareholder for the development of our business concept and plan. The services were valued at $1,500.

On November 14, 2007, the Company  issued 25,000 shares of common stock to Gary
L. Blum for legal services rendered in connection with the Company's proposed public offering of securities. The services were valued at $2,500.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

       o Common stock, $0.0001 par value: 250,000,000 shares authorized; 16,415,000 shares issued and outstanding.

       o Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. STOCK OPTION PLAN

On November 2, 2007, the Company adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2007 no options had been granted under the Plan.

NOTE 7. PROPOSED INITIAL PUBLIC OFFERING

On December 3, 2007, the Company filed with the U.S. Securities and Exchange Commission, a registration statement on Form SB-2 in connection with a proposed $500,000 initial public offering of 500,000 units at $1.00 per unit, each consisting of one share of common stock, two Class A warrants and four Class B warrants. The Company will manage the offering without any underwriter. The Company plans to have its officers sell the Units without any discounts or other commissions. As at December 31, 2007, the filing has not been declared effective by the U.S. Securities and Exchange Commission.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

       We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

       Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

       Our internal control over financial reporting includes those policies and procedures that:

        o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Greater Asia Realty Holdings, Ltd.;

        o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Greater Asia Realty Holdings, Ltd.'s management and directors; and

        o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

       As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls.

       There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 8B. OTHER INFORMATION.

       On January 16, 2008, the Company announced the commencement of an initial public offering of 500,000 Units, each Unit consists of one share of its common stock, two Class A warrants exercisable at $0.50 for one year from the date of the prospectus, and four Class B warrants exercisable at $0.75 for two years from the date of the prospectus. Each warrant entitles the holder to acquire one share of common stock. The Units are priced at an initial public offering price of $1.00 per Unit. A registration statement covering these securities was filed by the Company on Form SB-2, as amended, on December 3, 2007 with the U.S. Securities and Exchange Commission and declared effective on January 16, 2008.


                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2007:

Name               Age     Position                      Term
----               ---     --------                      ----
Tay Chong Weng     70      President, Chief Executive    January 30, 2007 to
                           Officer, Chief Financial      Present
                           Officer and Director

       The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

       TAY CHONG WENG, age 70, has served as our President, Chief Executive Officer, Chief Financial Officer and Director since our incorporation in January 30, 2007. For the past five years, Mr. Tay Chong Weng is a private investor, devoting most of his time managing his own investment in real estate, including residential real estate investments as well as income producing properties. His real estate experience involved the purchase and sale of properties, but did not include any development of unimproved property or the conversion of existing structures for new uses.

(b) Significant Employees.

       As of the date hereof, the Company has no significant employees other than Mr. Tay Chong Weng.

(c) Family Relationships.

       None.

(d) Involvement in Certain Legal Proceedings.

       There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

       Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all
Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

       On February 18, 2008, the Company adopted a formal code of ethics statement for senior financial officers, employees, and the principal executive officers (the "Code of Ethics") that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the U.S. Securities and Exchange Commission and others. A form of the Code of Ethics is attached hereto as
Exhibit 14.1. Requests for copies of the Code of Ethics should be sent in writing to Greater Asia Realty Holdings, Ltd., Attention: Mr. Tay Chong Weng, President, M-3-19 Plaza Damas, Sri Hartamas, Kuala Lumpur, Malaysia 50480.

NOMINATING COMMITTEE

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

AUDIT COMMITTEE

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

       Our sole director does not currently receive and has never received any compensation for serving as a director to date. In addition, at present, there are no ongoing plans or arrangements for compensation of any of our officers. However, we expect to adopt a plan of reasonable compensation to our officers and employees when and if we become operational and profitable.

Stock Option Plan

       On November 2, 2007, our shareholder and director adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan. The plan authorizes the granting of options to purchase up to 1,000,000 shares of our common stock. The board's responsibility will include the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. No options have been granted under the plan.

       Plan options may either qualify as non-qualified options or incentive stock options under Section 422 of the Internal Revenue Code. Any incentive stock option granted under the plan must provide for an exercise price of at least 100% of the fair market value on the date of such grant and a maximum term of ten years. If the employee owns more than 10% of our stock, the exercise price of any incentive option granted must be at least 110% of fair market value and must be exercised within five years after the grant.
All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only officers, directors and persons who are formally employed by Greater Asia Realty Holdings, Ltd. are eligible to receive incentive options.

       All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death or disability, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one-year following the date of death. If the optionee is permanently and totally disabled within the meaning of Section 22(e)(3) of the Internal Revenue

Code, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

Employment Agreements

       We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject to the discretion of our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The following tables set forth certain information as of March 12, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

                                Amount and Nature
Name and                        of Beneficial             Percentage
Address                         Ownership                 of Class
-------                         ---------                 --------

Tay Chong Weng (1)              16,390,000                 99.8%
M-3-19, Plaza Damas,
Sri Hartamas 50480
Kuala Lumpur, Malaysia

All Directors and               16,390,000                 99.8%
Officers as a Group
(1 individual)

----------------------
    (1) Tay Chong Weng is the sole officer and director of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Upon formation on January 30, 2007, the Board of Directors issued 1,390,000 shares of common stock for $139 in services to Mr. Tay Chong Weng, the founding shareholder of the Company, to fund organizational start-up costs. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

       On February 12, 2007, the Board of Directors issued 15,000,000 shares of common stock to our founding shareholder Mr. Tay Chong Weng for the development of our business concept and plan. The services were valued at $1,500. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

       We utilize the office space and equipment of our stockholder at no cost. Management estimates such amounts to be immaterial.

       On November 1, 2007, Mr. Tay Chong Weng agreed, in a letter of commitment to us, that if we do not receive the minimum amount required to proceed with our business plan, from our initial public offering or other financings, he will lend up to $125,000 to us for at least 12 months with interest at Citibank's prime rate. Mr. Tay Chong Weng has represented to us that he has readily available liquid funds in excess of $125,000.

       Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS.

Index to Exhibits

Exhibit     Description
-------     -----------
*1.1        Form of Subscription Agreement

*3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on January 30, 2007

*3.2        By-laws

*3.6 Class A Redeemable Warrant Agreement including Form of Class A Redeemable Warrant Certificate

*3.7 Class B Redeemable Warrant Agreement including Form of Class B Redeemable Warrant Certificate

*4.1        Specimen Common Stock Certificate

*10.1       Letter Commitment of Mr. Tay Chong Weng to Lend Funds dated
            November 1, 2007

*10.4       2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan

14.1        Corporate Code of Ethics and Conduct, adopted February 18, 2008

23.1        Consent of Stan J.H. Lee, CPA, Independent Registered Public
            Accounting Firm

31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------
* Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the U.S. Securities and Exchange Commission on December 3, 2007, and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Stan J.H. Lee, CPA is the Company's independent registered public accounting firm.

AUDIT FEES

       The aggregate fees billed by Stan J.H. Lee, CPA for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $2,150 for the fiscal year ended December 31, 2007.

AUDIT-RELATED FEES

       There were no fees billed by Stan J.H. Lee, CPA for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended December 31, 2007.

TAX FEES

       There were no fees billed by Stan J.H. Lee, CPA for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2007.

ALL OTHER FEES

       There were no fees billed by Stan J.H Lee, CPA for other products and services for the fiscal year ended December 31, 2007.

AUDIT COMMITTEE'S PRE-APPROVAL PROCESS

       The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.



                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREATER ASIA REALTY HOLDINGS, LTD.


                                        By: /s/ Tay Chong Weng
                                            ----------------------------------
                                              Tay Chong Weng, President

Dated: March 12, 2008


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                           OFFICE                      DATE
----                           ------                      ----

/s/ Tay Chong Weng             President, Secretary,       March 12, 2008
----------------------         Treasurer, Chief
Tay Chong Weng                 Accounting Officer,
                               and Director