Form 10QSB
period 2008-03-31
Greater Asia Realty Holdings, LTD.
filed 2008-05-07
CIK 1388158

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED  March 31, 2008.

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                       COMMISSION FILE NUMBER 000-52695

                      Greater Asia Realty Holdings, Ltd.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                             30-0477890
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


   c/o Tay Chong Weng, M-3-19 Plaza Damas,
    Sri Hartamas, Kuala Lumpur, Malaysia                              50480
------------------------------------------------                    ----------
(Address of principal executive offices)                            (Zip code)


                     Issuer's telephone number: (603) 2178-4947
                             E-mail: tcwkl@hotmail.com

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2008, there were 16,415,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [x]

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                            4
Item 2.  Management's Discussion and Analysis or Plan of Operation      10
Item 3.  Controls and Procedures                                        13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    13
Item 3.  Defaults Upon Senior Securities                                13
Item 4.  Submission of Matters to a Vote of Security Holders            13
Item 5.  Other Information                                              13
Item 6.  Exhibits                                                       13
SIGNATURES                                                              14

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Greater Asia Realty Holdings, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations for the three month periods ended March 31, 2008 and March 31, 2007, and the changes in its cash flows for the three month periods ended March 31, 2008 and March 31, 2007, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                      GREATER ASIA REALTY HOLDINGS, LTD.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                            AS OF MARCH 31, 2008
                                 (Unaudited)

                                   ASSETS
                                   ------

    CURRENT ASSETS

          Cash                                                $         --
                                                              ------------

    TOTAL CURRENT ASSETS                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES

          Shareholder Advances                                $      2,227
          Accounts Payable                                              --
                                                              ------------

    TOTAL CURRENT LIABILITIES                                        2,227
                                                              ------------

          TOTAL LIABILITIES                                          2,227


    STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 16,415,000 shares issued and
          outstanding as of March 31, 2008)                          1,642

         Additional paid-in capital                                  2,497

         Deficit accumulated during development stage               (6,366)
                                                              ------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (2,227)

                                                              ------------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)        $         --
                                                              ============

See accompanying notes to financial statements.

                    GREATER ASIA REALTY HOLDINGS, LTD.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                For the              For the           January 30,
                                                Three-Months         Three-Months      2007
                                                Ended                Ended            (Inception) to
                                                March 31, 2008       March 31, 2007    March 31, 2008
                                                --------------       --------------    --------------

    REVENUES

        Revenues                                $           --       $           --    $           --
                                                --------------       --------------    --------------

    TOTAL REVENUES                                          --                   --                --

    GENERAL & ADMINISTRATIVE EXPENSES

        Organization and related expenses                   --                  139               139

        General and admistrative expenses                1,100                1,500             6,227
                                                --------------       --------------    --------------

    TOTAL GENERAL & ADMINISTRATIVE EXPENSES              1,100                1,639             6,366
                                                --------------       --------------    --------------

    NET LOSS                                    $       (1,100)      $       (1,639)   $       (6,366)
                                                ==============       ==============    ==============


    BASIC LOSS PER SHARE                        $        (0.00)      $        (0.00)   $        (0.00)
                                                ==============       ==============    ==============

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING - BASIC AND
      DILUTED                                       16,415,000           16,390,000        16,415,000
                                                ==============       ==============    ==============

See accompanying notes to financial statements.



                                 GREATER ASIA REALTY HOLDINGS, LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                               For the              For the           January 30,
                                                               Three-Months         Three-Months      2007
                                                               Ended                Ended            (Inception) to
                                                               March 31, 2008       March 31, 2007    March 31, 2008
                                                               --------------       --------------    --------------

    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                      $       (1,100)      $       (1,639)   $       (6,366)


        Issuance of stock for formation expenses                           --                  139               139

        Issuance of stock for services rendered                            --                1,500             4,000
                                                               --------------       --------------    --------------
        Toal adjustments to net income                                                       1,639            (2,227)

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               --                   --                --

    CASH FLOWS FROM INVESTING ACTIVITIES

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                   --                --
                                                               --------------       --------------    --------------

   CASH FLOWS FROM FINANCING ACTIVITIES

        Advances from stockholder                                       1,100                   --             2,227

        Accounts payable                                                   --                   --                --
                                                               --------------       --------------    --------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    $        1,100       $           --    $        2,227
                                                               --------------       --------------    --------------


        NET INCREASE (DECREASE) IN CASH                                    --                   --                --

        CASH AT BEGINNING OF YEAR                                          --                   --                --
                                                               --------------       --------------    --------------

        CASH AT END OF YEAR                                    $           --       $           --    $           --
                                                               ==============       ==============    ==============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services rendered                  $           --       $        1,639    $        4,139
                                                               ==============       ==============    ==============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Interest paid                                              $           --       $           --    $           --
                                                               ==============       ==============    ==============

    Income taxes paid                                          $           --       $           --    $           --
                                                               ==============       ==============    ==============


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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2008.

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

As of March 31, 2008, the Company owed the President and CEO of the Company an outstanding balance of $2,227 for expenses incurred on its behalf. The advance is non-interest bearing and no interest has been accrued.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

       o Common stock, $0.0001 par value: 250,000,000 shares authorized; 16,415,000 shares issued and outstanding.

       o Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. STOCK OPTION PLAN

On November 2, 2007, the Company adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2008 no options had been granted under the Plan.

NOTE 7. PROPOSED INITIAL PUBLIC OFFERING

On December 3, 2007, the Company filed with the U.S. Securities and Exchange Commission (SEC), a registration statement on Form SB-2 in connection with a proposed $500,000 initial public offering of 500,000 units at $1.00 per unit, each consisting of one share of common stock, two Class A warrants and four Class B warrants. The registration statement was declared effective by the SEC on January 16, 2008.


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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-QSB's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forward looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-QSB report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of interest rate changes, the rental rate and demand for apartment rental units, fluctuations in the costs to operate the properties owned by us, uninsurable risks, general economic conditions, movements in the foreign exchange rate and the availability of additional financing for the Company. Additional information which could affect the Company's financial results is included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

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



                                     PART II

                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         Not Applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5 - OTHER INFORMATION

         Not Applicable


ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.

Exhibit     Description
-------     -----------
 31.1       Certification of the Chief Executive Officer and Chief Financial
            Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

                                  (FORM 10-QSB)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GREATER ASIA REALTY HOLDINGS, LTD.


     DATED: May 7, 2008             BY: /s/ Tay Chong Weng
					---------------------------
					Name: TAY CHONG WENG
					Title: CHIEF EXECUTIVE OFFICER
                                        AND CHIEF FINANCIAL OFFICER
					(PRINCIPAL EXECUTIVE OFFICER AND
                                         PRINCIPAL ACCOUNTING OFFICER)