Form 10QSB/A
period 2008-03-31
Greater Asia Realty Holdings, LTD.
filed 2008-05-27
CIK 1388158

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

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

                    GREATER ASIA REALTY HOLDINGS, LTD.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                For the              For the           January 30,
                                                Three-Months         Three-Months      2007
                                                Ended                Ended             (Inception) to
                                                March 31, 2008       March 31, 2007    March 31, 2008
                                                --------------       --------------    --------------

REVENUES

        Revenues                                $           --       $           --    $           --
                                                --------------       --------------    --------------
    TOTAL REVENUES                                          --                   --                --

    GENERAL & ADMINISTRATIVE EXPENSES

        Organization and related expenses                   --                  139               139

        General and administrative expenses              1,100                1,500             6,227
                                                --------------       --------------    --------------
    TOTAL GENERAL & ADMINISTRATIVE EXPENSES              1,100                1,639             6,366

                                                --------------       --------------    --------------
    NET LOSS                                    $       (1,100)      $       (1,639)   $       (6,366)
                                                ==============       ==============    ==============


    BASIC LOSS PER SHARE                        $        (0.00)      $        (0.00)   $        (0.00)
                                                ==============       ==============    ==============

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING - BASIC AND
      DILUTED                                       16,415,000           16,390,000        16,415,000
                                                ==============       ==============    ==============


See accompanying notes to financial statements.



                                 GREATER ASIA REALTY HOLDINGS, LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)



                                                               For the              For the           January 30,
                                                               Three-Months         Three-Months      2007
                                                               Ended                Ended             (Inception) to
                                                               March 31, 2008       March 31, 2007    March 31, 2008
                                                               --------------       --------------    --------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                      $       (1,100)      $       (1,639)   $       (6,366)

        Issuance of stock for formation expenses                           --                  139               139

        Issuance of stock for services rendered                            --                1,500             4,000
                                                               --------------       --------------    --------------
        Total adjustments to net income                                    --                1,639             4,139

                                                               --------------       --------------    --------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (1,100)                  --            (2,227)

    CASH FLOWS FROM INVESTING ACTIVITIES
                                                                           --                   --                --
                                                               --------------       --------------    --------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                   --                --

   CASH FLOWS FROM FINANCING ACTIVITIES

        Advances from stockholder                                       1,100                   --             2,227

        Accounts payable                                                   --                   --                --
                                                               --------------       --------------    --------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,100                   --             2,227

        NET INCREASE (DECREASE) IN CASH                                    --                   --                --

        CASH AT BEGINNING OF YEAR                                          --                   --                --
                                                               --------------       --------------    --------------

        CASH AT END OF YEAR                                    $           --       $           --    $           --
                                                               ==============       ==============    ==============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services rendered                  $           --       $        1,639    $        4,139
                                                               ==============       ==============    ==============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Interest paid                                              $           --       $           --    $           --
                                                               ==============       ==============    ==============

    Income taxes paid                                          $           --       $           --    $           --
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

                                 (FORM 10-QSB/A)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GREATER ASIA REALTY HOLDINGS, LTD.


     DATED: May 27, 2008            BY: /s/ Tay Chong Weng
					---------------------------
					Name: TAY CHONG WENG
					Title: CHIEF EXECUTIVE OFFICER
                                        AND CHIEF FINANCIAL OFFICER
					(PRINCIPAL EXECUTIVE OFFICER AND
                                         PRINCIPAL ACCOUNTING OFFICER)