Form 10QSB
period 2008-06-30
Greater Asia Realty Holdings, LTD.
filed 2008-08-13
CIK 1388158

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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


               Issuer's telephone & facsimile number: +(603) 2178-4947

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 12, 2008, there were 16,415,000 shares of common stock, $.0001 par value per share, issued and outstanding.

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

In the opinion of management, all normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three month periods ended June 30, 2008 and June 30, 2007, and the changes in its cash flows for the three month periods ended June 30, 2008 and June 30, 2007, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                      GREATER ASIA REALTY HOLDINGS, LTD.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                             AS OF JUNE 30, 2008
                                 (Unaudited)

                                   ASSETS
                                   ------

    CURRENT ASSETS

          Cash                                                $         --
                                                              ------------
    TOTAL CURRENT ASSETS                                                --

                                                              ------------
          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES

          Shareholder Advances                                $      2,227
          Accounts Payable                                              --
                                                              ------------
    TOTAL CURRENT LIABILITIES                                        2,227

                                                              ------------
          TOTAL LIABILITIES                                          2,227


    STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 16,415,000 shares issued and
          outstanding as of June 30, 2008)                           1,642

         Additional paid-in capital                                  2,497

         Deficit accumulated during development stage               (6,366)
                                                              ------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (2,227)

                                                              ------------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)        $         --
                                                              ============


See accompanying notes to financial statements.

                    GREATER ASIA REALTY HOLDINGS, LTD.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                For the              For the           January 30,
                                                Three-Months         Three-Months      2007
                                                Ended                Ended             (Inception) to
                                                June 30, 2008        June 30, 2007     June 30, 2008
                                                --------------       --------------    --------------

REVENUES

        Revenues                                $           --       $           --    $           --
                                                --------------       --------------    --------------
    TOTAL REVENUES                                          --                   --                --

    GENERAL & ADMINISTRATIVE EXPENSES

        Organization and related expenses                   --                   --               139

        General and administrative expenses                 --                   --             6,227
                                                --------------       --------------    --------------
    TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 --                   --             6,366

                                                --------------       --------------    --------------
    NET LOSS                                    $           --       $           --    $       (6,366)
                                                ==============       ==============    ==============


    BASIC LOSS PER SHARE                        $           --       $           --    $        (0.00)
                                                ==============       ==============    ==============

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING - BASIC AND
      DILUTED                                       16,415,000           16,390,000        16,415,000
                                                ==============       ==============    ==============


See accompanying notes to financial statements.



                                 GREATER ASIA REALTY HOLDINGS, LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)



                                                               For the              For the           January 30,
                                                               Three-Months         Three-Months      2007
                                                               Ended                Ended             (Inception) to
                                                               June 30, 2008        June 30, 2007     June 30, 2008
                                                               --------------       --------------    --------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                      $           --      $            --   $        (6,366)

        Issuance of stock for formation expenses                           --                   --               139

        Issuance of stock for services rendered                            --                   --             4,000
                                                               --------------       --------------    --------------
        Total adjustments to net income                                    --                   --             4,139

                                                               --------------       --------------    --------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               --                   --            (2,227)

    CASH FLOWS FROM INVESTING ACTIVITIES
                                                                           --                   --                --
                                                               --------------       --------------    --------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                   --                --

   CASH FLOWS FROM FINANCING ACTIVITIES

        Advances from stockholder                                          --                   --             2,227

        Accounts payable                                                   --                   --                --
                                                               --------------       --------------    --------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                   --             2,227

        NET INCREASE (DECREASE) IN CASH                                    --                   --                --

        CASH AT BEGINNING OF YEAR                                          --                   --                --
                                                               --------------       --------------    --------------

        CASH AT END OF YEAR                                    $           --       $           --    $           --
                                                               ==============       ==============    ==============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services rendered                  $           --       $           --    $        4,139
                                                               ==============       ==============    ==============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Interest paid                                              $           --       $           --    $           --
                                                               ==============       ==============    ==============

    Income taxes paid                                          $           --       $           --    $           --
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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2008.

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

As of June 30, 2008, the Company owed the President and CEO of the Company an outstanding balance of $2,227 for expenses incurred on its behalf. The advance is non-interest bearing and no interest has been accrued.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

       o Common stock, $0.0001 par value: 250,000,000 shares authorized; 16,415,000 shares issued and outstanding.

       o Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. STOCK OPTION PLAN

On November 2, 2007, the Company adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of June 30, 2008 no options had been granted under the Plan.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. References in this section to "Greater Asia Realty Holdings, Ltd.," the "Company," "we," "us," and "our" refer to Greater Asia Realty Holdings, Ltd., a Delaware corporation.

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


                                    GREATER ASIA REALTY HOLDINGS, LTD.


     DATED: August 12, 2008             BY: /s/ Tay Chong Weng
					---------------------------
                                        Name: TAY CHONG WENG
                                        Title: CHIEF EXECUTIVE OFFICER
                                        AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER AND
                                        PRINCIPAL ACCOUNTING OFFICER)