Form 10-Q
period 2008-09-30
Greater Asia Realty Holdings, LTD.
filed 2008-11-10
CIK 1388158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-52695

GREATER ASIA REALTY HOLDINGS, LTD.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	30-0477890

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Tay Chong Weng, M-3-19 Plaza Damas,
Sri Hartamas, Kuala Lumpur, Malaysia	50480

(Address of principal executive offices)	(Zip code)

Issuer’s telephone & facsimile number: +(603) 2178-4947

Not applicable.

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 10, 2008, there were 16,415,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Greater Asia Realty Holdings, Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three month periods ended September 30, 2008 and September 30, 2007, and the changes in its cash flows for the three month periods ended September 30, 2008 and September 30, 2007, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2008
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$—

TOTAL CURRENT ASSETS	—

TOTAL ASSETS	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Shareholder Advances	$2,227
Accounts Payable	—

TOTAL CURRENT LIABILITIES	2,227

TOTAL LIABILITIES	2,227

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	—

Common stock ($.0001 par value, 250,000,000 shares authorized; 16,415,000 shares issued and outstanding as of September 30, 2008)	1,642

Additional paid-in capital	2,497

Deficit accumulated during development stage	(6,366)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,227)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—

See accompanying notes to financial statements.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Months Ended September 30, 2008	For the Three-Months Ended September 30, 2007	January 30, 2007 (Inception) to September 30, 2008

REVENUES

Revenues	$—	$—	$—

TOTAL REVENUES	—	—	—

GENERAL & ADMINISTRATIVE EXPENSES

Organization and related expenses	—	—	139

General and administrative expenses	—	—	6,227

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	—	—	6,366

NET LOSS	$—	$—	$(6,366)

BASIC LOSS PER SHARE	$—	$—	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,415,000	16,390,000	16,415,000

See accompanying notes to financial statements.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three-Months Ended September 30, 2008	For the Three-Months Ended September 30, 2007	January 30, 2007 (Inception) to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$—	$—	$(6,366)

Issuance of stock for formation expenses	—	—	139

Issuance of stock for services rendered	—	—	4,000

Total adjustments to net income	—	—	4,139

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(2,227)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from stockholder	—	—	2,227

Accounts payable	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	—	2,227

NET INCREASE (DECREASE) IN CASH	—	—	—

CASH AT BEGINNING OF YEAR	—	—	—

CASH AT END OF YEAR	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services rendered	$—	$—	$4,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

See accompanying notes to financial statments.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Greater Asia Realty Holdings, Ltd. (the “Company”) was incorporated in the State of Delaware on January 30, 2007 in order to create and realize value by identifying and making opportunistic real estate investments by the direct acquisition, rehabilitation, financing and management of real properties in Malaysia.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

ACCOUNTING METHOD

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2008.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 30, 2007 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

As of September 30, 2008, the Company owed the President and CEO of the Company an outstanding balance of $2,227 for expenses incurred on its behalf. The advance is non-interest bearing and no interest has been accrued.

NOTE 5. SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 1,390,000 shares of common stock for $139 in services to the founding shareholder of the Company to fund organizational start-up costs.

On February 12, 2007, the Company issued 15,000,000 shares of common stock to our founding shareholder for the development of our business concept and plan. The services were valued at $1,500.

On November 14, 2007, the Company issued 25,000 shares of common stock to Gary L. Blum for legal services rendered in connection with the Company’s proposed public offering of securities. The services were valued at $2,500.

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2008:

•	Common stock, $0.0001 par value: 250,000,000 shares authorized; 16,415,000 shares issued and outstanding.

•	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. STOCK OPTION PLAN

On November 2, 2007, the Company adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan (“Plan”). The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of September 30, 2008 no options had been granted under the Plan.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. References in this section to “Greater Asia Realty Holdings, Ltd.,” the “Company,” “we,” “us,” and “our” refer to Greater Asia Realty Holdings, Ltd., a Delaware corporation.

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

Development of Properties - if we acquire undeveloped properties we will try to determine appropriate development plans for the property. We may engage outside consultants and property managers to assist us in developing these plans. Each of these steps present significant risks with respect to our ability to implement our plan of operations, which are discussed in the “Risk Factors” section of this report.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q’s forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”) which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the act for any such forward looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of interest rate changes, the rental rate and demand for apartment rental units, fluctuations in the costs to operate the properties owned by us, uninsurable risks, general economic conditions, movements in the foreign exchange rate and the availability of additional financing for the Company. Additional information which could affect the Company’s financial results is included in the Company’s Form 10-KSB on file with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no legal proceedings against us and we are unaware of such proceedings contemplated against us.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth and discussed in our registration statements on Form 10-SB and Form SB-2, and our annual report on Form 10-KSB for the year ended December 31, 2007, which have not changed as of the date of the filing of this report and could materially affect our business, financial condition or future results. In addition, the risks described in the registration statements and our annual report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

(FORM 10-Q)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREATER ASIA REALTY HOLDINGS, LTD. (Registrant)

Date: November 10, 2008	BY:	/s/ Tay Chong Weng

	Name:	TAY CHONG WENG
	Title:	CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER AND
PRINCIPAL ACCOUNTING OFFICER)