Form 10-K
period 2008-12-31
Greater Asia Realty Holdings, LTD.
filed 2009-05-19
CIK 1388158

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                                  (Mark One)


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2008

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________

                       Commission File Number 000-52695

                                ---------------

                      GREATER ASIA REALTY HOLDINGS, LTD.
            (Exact name of registrant as specified in its charter)

                                ---------------

           Delaware                                       30-0477890
-------------------------------                   ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

     c/o Tay Chong Weng, President
    M-3-19 Plaza Damas, Sri Hartamas
         Kuala Lumpur, Malaysia                              50480
----------------------------------------                  -----------
(Address of principal executive offices)                   (zip code)
`
     Registrant's telephone number, including area code:  (603) 2178-4947

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K ({section}229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]                               Accelerated Filer [ ]
Non-accelerated Filer   [ ]                       Smaller Reporting Company [X]
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 19, 2009, there was one (1) non-affiliate holder of an aggregate of 25,000 shares of the Company's common stock.


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 19, 2009, there were 16,415,000 shares of common stock, par value $.0001, outstanding.

                          FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Greater Asia Realty Holdings, Ltd. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Plan of Operation" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

On December 3, 2007, we filed with the United States Securities and Exchange Commission ("SEC") a registration statement, on Form S-1 as amended, in connection with a proposed US$500,000 initial public offering of 500,000 units at US$1.00 per unit, each consisting of one share of common stock, two Class A warrants and four Class B warrants. The registration statement was declared effective by the SEC on January 16, 2008.

Our primary objective is to acquire, make necessary renovations and operate real properties to generate current positive cash flow while holding such properties for possible long-term appreciation and resell.

To date we have not purchase any property. Our plan is to acquire at least one property within 3 months after the completion of our initial public offering. At that point, we would anticipate acquiring residential properties in the US$100,000 to US$500,000 range. We expect to acquire the properties using cash, mortgage financing or our common stock or any combination thereof. We anticipate that the majority of the properties acquired will be in Kuala Lumpur, Malaysia. If we decide to sell a property, we will do it ourselves to the extent deemed practical. If necessary, broker services will be used to expedite a given sale.

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

Types of Properties We May Acquire

We intend to acquire the following types of properties:

Residential: We will seek single-family homes, residential units in existing buildings and residential apartment buildings. We will seek properties in low to middle income areas. In general, our residential properties will be located in Kuala Lumpur, Malaysia or elsewhere in the Malaysian Federation. We estimate that the range of values for our residential properties will be from US$100,000 to US$500,000 per property.

Commercial: We may seek offices and retail stores for acquisition as commercial properties. We will seek properties in commercially developed areas, such as industrial parks and in urban centers. We will initially seek properties located in Kuala Lumpur, Malaysia and may expand to other areas later within the Malaysian Federation. The estimated range of value for our commercial properties will be US$500,000 to US$1,000,000 per project.

Undeveloped Properties: We will seek undeveloped property for resale or development. We will seek parcels which are in developed or developing areas and will be likely candidates for future development. These properties will be sought primarily in Johor Bahru, Malaysia. The estimated range of value for our undeveloped properties will be US$1,000,000 to US$5,000,000 per project.

Conversion of Existing Structures: We will seek under utilized or abandoned commercial properties for conversion to residential use. We will convert buildings to achieve their highest and best use. We do not anticipate implementing plans for conversion of existing structures until after we have acquired other properties and have established our business operations. The estimated range of value and costs for a conversion project is at least US$2,500,000.

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

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

We do not currently own any property or real estate of any kind. Our address is located at c/o Tay Chong Weng, M-3-19 Plaza Damas, Sri Hartamas, Kuala Lumpur 50480, Malaysia. The phone number at this location is (603) 2178-4947.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.


None.

                                    PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of Common Stock. Our common stock has never been publicly traded. As of May 19, 2009, there were two holders of record of our Common Stock. Subject to the sponsorship of a market maker, shares of our common stock will be traded in the over-the-counter market on the OTC Electronic Bulletin Board after our shares become legally eligible to trade.

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

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

Raising Capital - we hope to raise US$500,000 through the sale of our securities in our initial public offering. We may find it difficult to raise that amount of capital required of us to commence full operation, because we are a development stage company with no history of operation. Provided that we are successful in raising a minimum of US$125,000 from the initial public offering, we believe we can commence operations on a limited scale for at least twelve months. In this event, we will only invest in properties that generate positive cash flow. If only the minimum amount or an amount not substantially in excess of the minimum amount is raised in the initial public offering, we will need to raise additional funds from other sources to expand operations. There can be no assurance that we will be successful in raising the capital we require through the sale of our securities.

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

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

                      GREATER ASIA REALTY HOLDINGS, LTD.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                                 (UNAUDITED)

                                                                 AS AT
                                                                DECEMBER
                                                                31, 2008
                                                              ------------
                                   ASSETS

    CURRENT ASSETS

          Cash                                                $         --
                                                              ------------

    TOTAL CURRENT ASSETS                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES

          Shareholder Advances                                $      1,127
          Accounts Payable                                           1,100
                                                              ------------

    TOTAL CURRENT LIABILITIES                                        2,227
                                                              ------------

          TOTAL LIABILITIES                                          2,227


    STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 16,415,000 shares issued and
          outstanding as of December 31, 2008)                       1,642

         Additional paid-in capital                                  2,497

         Deficit accumulated during development stage               (6,366)
                                                              ------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (2,227)

                                                              ------------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)        $         --
                                                              ============

                       See Notes to Financial Statements


                    GREATER ASIA REALTY HOLDINGS, LTD.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                                    JANUARY 30, 2007
                                                     FOR THE          (INCEPTION)        CUMULATIVE
                                                   YEAR ENDED           THROUGH        SINCE INCEPTION
                                                   DECEMBER 31,       DECEMBER 31,     AT DECEMBER 31,
                                                      2008                2007              2008
                                                 ---------------    ---------------    ---------------

    REVENUES

        Revenues                                 $            --    $            --    $            --
                                                 ---------------    ---------------    ---------------

    TOTAL REVENUES                                            --                 --                 --

    GENERAL & ADMINISTRATIVE EXPENSES
        Organization and related expenses                     --                139                139
        General and admistrative expenses                     --              6,227              6,227
                                                 ---------------    ---------------    ---------------

    TOTAL GENERAL & ADMINISTRATIVE EXPENSES                   --              6,366              6,366
                                                 ---------------    ---------------    ---------------

    NET LOSS                                     $            --    $        (6,366)   $        (6,366)
                                                 ===============    ===============    ===============


    BASIC LOSS PER SHARE                                      --    $         (0.00)   $         (0.00)
                                                 ===============    ===============    ===============

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING - BASIC AND
      DILUTED                                         16,415,000         16,415,000         16,415,000
                                                 ===============    ===============    ===============

                       See Notes to Financial Statements


                                                GREATER ASIA REALTY HOLDINGS, LTD.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FROM JANUARY 30, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008
                                                           (UNAUDITED)


                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                          COMMON           COMMON           ADDITIONAL            DURING
                                           STOCK            STOCK             PAID-IN           DEVELOPMENT
                                                           AMOUNT             CAPITAL              STAGE           TOTAL
                                         ----------      ----------         ----------          -----------     ----------

Shares issued for formation expenses
at $.0001 per share, January 30, 2007
(inception)                               1,390,000      $      139         $       --          $       --      $      139

Shares issued for services rendered at
$.0001 per share, February 12, 2007      15,000,000           1,500                 --                  --           1,500

Shares issued for services rendered at
$.10 per share, November 14, 2007            25,000               3              2,497                  --           2,500

Net loss, for the period ended
December 31, 2008                                --              --                 --              (6,366)         (6,366)
                                         ----------      ----------         ----------          -----------     ----------
Balance, December 31, 2008               16,415,000      $    1,642         $    2,497          $   (6,366)     $   (2,227)
                                         ==========      ==========         ==========          ===========     ==========

                       See Notes to Financial Statements


                                 GREATER ASIA REALTY HOLDINGS, LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                                                  CUMULATIVE
                                                                                             JANUARY 30, 2007        SINCE
                                                                             FOR THE           (INCEPTION)        (INCEPTION)
                                                                            YEAR ENDED           THROUGH            THROUGH
                                                                            DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                               2008                2007              2008
                                                                          ---------------    ---------------    ---------------

    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                 $            --    $        (6,366)   $        (6,366)

        Issuance of stock for formation expenses                                       --                139                139

        Issuance of stock for services rendered                                        --              4,000              4,000
                                                                          ---------------    ---------------    ---------------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $            --    $        (2,227)   $        (2,227)

    CASH FLOWS FROM INVESTING ACTIVITIES

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              $            --    $            --    $            --
                                                                          ---------------    ---------------    ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES

        Advances from stockholder                                                      --              1,127              1,127
        Accounts payable                                                               --              1,100              1,100
                                                                          ---------------    ---------------    ---------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              $            --    $         2,227    $         2,227
                                                                          ---------------    ---------------    ---------------

        NET INCREASE (DECREASE) IN CASH                                   $            --    $            --    $            --

        CASH AT BEGINNING OF YEAR                                                      --                 --                 --
                                                                          ---------------    ---------------    ---------------

        CASH AT END OF YEAR                                               $            --    $            --    $            --
                                                                          ===============    ===============    ===============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services rendered                             $            --    $         4,139    $         4,139
                                                                          ===============    ===============    ===============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Interest paid                                                         $            --    $            --    $            --
                                                                          ===============    ===============    ===============

    Income taxes paid                                                     $            --    $            --    $            --
                                                                          ===============    ===============    ===============

                       See Notes to Financial Statements

                      GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JANUARY 30, 2007 (INCEPTION) TO DECEMBER 31, 2008


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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2008.

                      GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JANUARY 30, 2007 (INCEPTION) TO DECEMBER 31, 2008


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

As of December 31, 2008, the Company owed the President and CEO of the Company an outstanding balance of $1,127 for expenses incurred on its behalf. The advance is non-interest bearing and no interest has been accrued.

                      GREATER ASIA REALTY HOLDINGS, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JANUARY 30, 2007 (INCEPTION) TO DECEMBER 31, 2008


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

The stockholders' equity section of the Company contains the following classes of capital stock as of DECEMBER 31, 2008:

       * Common stock, $0.0001 par value: 250,000,000 shares authorized; 16,415,000 shares issued and outstanding.

       * Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. STOCK OPTION PLAN

On November 2, 2007, the Company adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan ("Plan"). The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2008 no options had been granted under the Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's sole officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the U.S. Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company's directors and executive officers:


Name               Age     Position                      Term
----               ---     --------                      ----
Tay Chong Weng     71      President, Chief Executive    January 30, 2007 to
                           Officer, Chief Financial      Present
                           Officer and Director

The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Tay Chong Weng has served as our President, Chief Executive Officer, Chief Financial Officer and Director since our incorporation in January 30, 2007. For the past five years, Mr. Tay Chong Weng is a private investor, devoting most of his time managing his own investment in real estate, including residential real estate investments as well as income producing properties. His real estate experience involved the purchase and sale of properties, but did not include any development of unimproved property or the conversion of existing structures for new uses.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of May 19, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.


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
Officers as a Group
(1 individual)

----------------------
    (1) Tay Chong Weng serves as the sole officer and director of the Company.


Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Stan J.H. Lee, CPA ("SJHL") is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by SJHL for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $0 for the fiscal year ended December 31, 2008 and $2,150 for the fiscal year ended December 31, 2007.

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended December 31, 2008 and for the fiscal year ended December 31, 2007.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2008 and for the fiscal year ended December 31, 2007.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2008 and for the fiscal year ended December 31, 2007.

Audit Committee's Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

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

*3.7 Class B Redeemable Warrant Agreement including Form of Class B Redeemable Warrant Certificate

*4.1        Specimen Common Stock Certificate

*10.1       Letter Commitment of Mr. Tay Chong Weng to Lend Funds dated
            November 1, 2007

*10.4       2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan

**14.1      Corporate Code of Ethics and Conduct, adopted February 18, 2008

31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008

31.2 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008

32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

--------------------------------
* Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the U.S. Securities and Exchange Commission on December 3, 2007, and incorporated herein by this reference.

** Filed as an exhibit to the Company's report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 18, 2008, and incorporated herein by this reference.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GREATER ASIA REALTY HOLDINGS, LTD.


                                        By: /s/ Tay Chong Weng
                                            ----------------------------------
                                            Tay Chong Weng
                                            President and Director
                                            Principal Executive Officer
                                            Principal Financial Officer

Dated: May 19, 2009


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                           OFFICE                      DATE
----                           ------                      ----

/s/ Tay Chong Weng             President, Secretary,       May 19, 2009
----------------------         Treasurer, Chief
Tay Chong Weng                 Accounting Officer,
                               and Director