Form 10-Q
period 2009-03-31
Greater Asia Realty Holdings, LTD.
filed 2009-06-01
CIK 1388158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes ☒     No ☐

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

As of June 1, 2009, there were 16,415,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Greater Asia Realty Holdings, Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations for the three month periods ended March 31, 2009 and March 31, 2008, and the changes in its cash flows for the three month periods ended March 31, 2009 and March 31, 2008, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2009
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$—

TOTAL CURRENT ASSETS	—

TOTAL ASSETS	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Shareholder Advances	$2,227
Accounts Payable	—

TOTAL CURRENT LIABILITIES	2,227

TOTAL LIABILITIES	2,227

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	—

Common stock ($.0001 par value, 250,000,000 shares authorized; 16,415,000 shares issued and outstanding as of March 31, 2009)	1,642

Additional paid-in capital	2,497

Deficit accumulated during development stage	(6,366)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,227)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—

See accompanying notes to financial statements.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Months Ended March 31, 2009	For the Three-Months Ended March 31, 2008	January 30, 2007 (Inception) to March 31, 2009

REVENUES

Revenues	$—	$—	$—

TOTAL REVENUES	—	—	—

GENERAL & ADMINISTRATIVE EXPENSES

Organization and related expenses	—	—	139

General and administrative expenses	—	1,100	6,227

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	—	1,100	6,366

NET LOSS	$—	$(1,100)	$(6,366)

BASIC LOSS PER SHARE	$—	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,415,000	16,415,000	16,415,000

See accompanying notes to financial statements.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three-Months Ended March 31, 2009	For the Three-Months Ended March 31, 2008	January 30, 2007 (Inception) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$—	$(1,100)	$(6,366)

Issuance of stock for formation expenses	—	—	139

Issuance of stock for services rendered	—	—	4,000

Total adjustments to net income	—	—	4,139

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(2,227)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from stockholder	—	1,100	2,227

Accounts payable	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	1,100	2,227

NET INCREASE (DECREASE) IN CASH	—	—	—

CASH AT BEGINNING OF YEAR	—	—	—

CASH AT END OF YEAR	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services rendered	$—	$—	$4,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

See accompanying notes to financial statments.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Greater Asia Realty Holdings, Ltd. (the “Company”) was incorporated on January 30, 2007 in accordance with the Laws of the State of Delaware. The Company was originally formed in order to create and realize value by identifying and making opportunistic real estate investments by the direct acquisition, rehabilitation, financing and management of real properties in Malaysia. Due to the Company's failure to raise significant capital from its initial public offering, the Company had decided to abandon its initial business plan. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2009.

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

As of March 31, 2009, the Company owed the President and CEO of the Company an outstanding balance of $2,227 for expenses incurred on its behalf. The advance is non-interest bearing and no interest has been accrued.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2009:

•	Common stock, $0.0001 par value: 250,000,000 shares authorized; 16,415,000 shares issued and outstanding.

•	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. STOCK OPTION PLAN

On November 2, 2007, the Company adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan (“Plan”). The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2009 no options had been granted under the Plan.

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

The Company was originally formed in order to create and realize value by identifying and making opportunistic real estate investments by the direct acquisition, rehabilitation, financing and management of real properties in Malaysia. Due to the Company's failure to raise significant capital from its initial public offering in fiscal year 2008, the Company had decided to abandon its initial business plan. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Tay Chong Weng, our sole director, officer and majority shareholder, or another source. During the next 12 months we anticipate incurring costs related to: (i) filing of Exchange Act reports, and (ii) investigating, analyzing and consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock may thereby be quoted on the OTC Bulletin Board. The Company is obligated to file with the U.S. Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports as required under the Exchange Act. Shell corporations like the Company have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell corporation through a reverse merger or reverse acquisition transaction whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q’s forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”) which became law in December 1995. In order to obtain the benefits of the “safe harbor” provisions of the act for any such forward looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of interest rate changes, the rental rate and demand for apartment rental units, fluctuations in the costs to operate the properties owned by us, uninsurable risks, general economic conditions, movements in the foreign exchange rate and the availability of additional financing for the Company. Additional information which could affect the Company’s financial results is included in the Company’s Form 10-K on file with the Securities and Exchange Commission.

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

ITEM 1A - RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5 - OTHER INFORMATION

The Company's common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop.

All outstanding shares of our common stock are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act of 1933, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act of 1933 or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act of 1933, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act of 1933.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, unless the following conditions are met: 1) the issuer of the securities that was formerly a shell company has ceased to be a shell company; 2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; 3) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and 3) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a business combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a business combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

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

GREATER ASIA REALTY HOLDINGS, LTD. (Registrant)

Date: June 1, 2009	BY:	/s/ Tay Chong Weng

	Name:	TAY CHONG WENG
	Title:	CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER AND
PRINCIPAL ACCOUNTING OFFICER)