Form 10-Q
period 2009-06-30
Greater Asia Realty Holdings, LTD.
filed 2009-08-14
CIK 1388158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-52695

GREATER ASIA REALTY HOLDINGS, LTD.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	30-0477890

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Pertex Petroleum LP 3327 West Wadley, #3-267
Midland, Texas	79707

(Address of principal executive offices)	(Zip code)

Issuer’s telephone & facsimile number: (432) 685-1307

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

As of August 14, 2009, there were 16,415,000 shares of common stock, $.0001 par value per share, issued and outstanding.

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

In the opinion of management, all normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations for the six month periods ended June 30, 2009 and June 30, 2008, and the changes in its cash flows for the six month periods ended June 30, 2009 and June 30, 2008, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2009
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$—

TOTAL CURRENT ASSETS	—

TOTAL ASSETS	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Shareholder Advances	$2,227
Accounts Payable	—
TOTAL CURRENT LIABILITIES	2,227
TOTAL LIABILITIES	2,227

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	—

Common stock ($.0001 par value, 250,000,000 shares authorized; 16,415,000 shares issued and outstanding as of June 30, 2009)	1,642

Additional paid-in capital	2,497

Deficit accumulated during development stage	(6,366)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,227)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—
See accompanying notes to financial statements.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six-Months Ended June 30, 2009	For the Six-Months Ended June 30, 2008	January 30, 2007 (Inception) to June 30, 2009

REVENUES

Revenues	$—	$—	$—
TOTAL REVENUES	—	—	—

GENERAL & ADMINISTRATIVE EXPENSES

Organization and related expenses	—	—	139

General and administrative expenses	—	1,100	6,227
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	—	1,100	6,366

NET LOSS	$—	$(1,100)	$(6,366)

BASIC LOSS PER SHARE	$—	$(0.00)	$(0.00))

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,415,000	16,415,000	16,415,000
See accompanying notes to financial statements.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six-Months Ended June 30, 2009	For the Six-Months Ended June 30, 2008	January 30, 2007 (Inception) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$—	$(1,100)	$(6,366)

Issuance of stock for formation expenses	—	—	139

Issuance of stock for services rendered	—	—	4,000
Total adjustments to net income	—	—	4,139
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(2,227)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from stockholder	—	1,100	2,227

Accounts payable	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	1,100	2,227

NET INCREASE (DECREASE) IN CASH	—	—	—

CASH AT BEGINNING OF YEAR	—	—	—

CASH AT END OF YEAR	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services rendered	$—	$—	$4,139
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—
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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2009.

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

As of June 30, 2009, the Company owed the President and CEO of the Company an outstanding balance of $2,227 for expenses incurred on its behalf. The advance is non-interest bearing and no interest has been accrued.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2009:

•	Common stock, $0.0001 par value: 250,000,000 shares authorized; 16,415,000 shares issued and outstanding.

•	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

On, July 20, 2009, Pertex Petroleum LP (“Pertex”) acquired 16,390,000 shares of the 16,415,000  issued and outstanding shares of the Company.  Pertex is holding these shares for investment purposes.  Simultaneously with this transaction, Mr. Tay Chong Weng resigned as an officer and director and appointed Mr. Ronnie L. Steinocher to the Board.  Further, effective July 20, 2009, Mr. Ronnie L. Steinocher was also appointed President, Chief Executive Officer, Secretary and Treasurer of the Company.

NOTE 6. STOCK OPTION PLAN

On November 2, 2007, the Company adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan (“Plan”). The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of June 30, 2009 no options had been granted under the Plan.

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

NOTE 8, SUBSEQUENT EVENT

On, July 20, 2009, Pertex Petroleum LP (“Pertex”) acquired 16,390,000 shares of the issued and outstanding shares of the Company.  Pertex is holding these shares for investment purposes.  Simultaneously with this transaction, Mr. Tay Chong Weng resigned as an officer and director and appointed Mr. Ronnie L. Steinocher to the Board.  Further, effective July 20, 2009,  Mr. Ronnie L. Steinocher was also appointed President, Chief Executive Officer, Secretary and Treasurer of the Company.

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

The Company does not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Tay Chong Weng, our former sole director, officer and majority shareholder, or another source. During the next 12 months we anticipate incurring costs related to: (i) filing of Exchange Act reports, and (ii) investigating, analyzing and consummating an acquisition.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management, or other investors.

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

ITEM 6 - EXHIBITS.

(a)     The following exhibits are filed with this report.

Exhibit	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Stock Purchase Agreement

(FORM 10-Q)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREATER ASIA REALTY HOLDINGS, LTD. (Registrant)

Date: August 14, 2009	BY:	/s/ Ronnie L. Steinocher
	Name:	RONNIE L. STEINOCHER
	Title:	CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER AND
PRINCIPAL ACCOUNTING OFFICER)