Form 10-Q
period 2009-09-30
Greater Asia Realty Holdings, LTD.
filed 2009-11-16
CIK 1388158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

As of November 16, 2009, there were 16,415,000 shares of common stock, $.0001 par value per share, issued and outstanding.

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

In the opinion of management, all normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations for the nine month periods ended September 30, 2009 and September 30, 2008, and the changes in its cash flows for the nine month periods ended September 30, 2009 and September 30, 2008, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2009
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$—	$—

TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Shareholder Advances	$—	$2,227
Accounts Payable	2,227	—
Accrued Liabilities	5,000
TOTAL CURRENT LIABILITIES	7,227	2,227
TOTAL LIABILITIES	7,227	2,227

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	—	—

Common stock ($.0001 par value, 250,000,000 shares authorized; 16,415,000 shares issued and outstanding as of September 30, 2009)	1,642	1,642

Additional paid-in capital	2,497	2,497

Deficit accumulated during development stage	(6,366)	(6,366)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(7,227)	(2,227)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—
See accompanying notes to financial statements.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Months Ended September 30, 2009	For the Three-Months Ended September 30, 2008

REVENUES

Revenues	$—	$—
TOTAL REVENUES	—	—

GENERAL & ADMINISTRATIVE EXPENSES

Organization and related expenses	—	—

General and administrative expenses	5,000	—
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	—	—

NET LOSS	$(5,000)	$—

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,415,000	16,415,000
See accompanying notes to financial statements.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine-Months Ended September 30, 2009	For the Nine-Months Ended September 30, 2008

REVENUES

Revenues	$—	$—
TOTAL REVENUES	—	—

GENERAL & ADMINISTRATIVE EXPENSES

Organization and related expenses	—	—

General and administrative expenses	5,000	1,100
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	—	1,100

NET LOSS	$(5,000)	$(1,100)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,415,000	16,415,000
See accompanying notes to financial statements.

GREATER ASIA REALTY HOLDINGS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Months Ended September 30, 2009	For the Nine-Months Ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(5,000)	$(1,100)

Issuance of stock for formation expenses	—	—

Issuance of stock for services rendered	—	—
Total adjustments to net income	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,000)	(1,000)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from stockholder	—	1,100

Accounts payable and accrued liabilites	5,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,000	1,100

NET INCREASE (DECREASE) IN CASH	—	—

CASH AT BEGINNING OF YEAR	—	—

CASH AT END OF YEAR	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services rendered	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—
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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2009.

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

As of June 30, 2009, the Company owed the former President and CEO of the Company an outstanding balance of $2,227 for expenses incurred on its behalf. The advance is non-interest bearing and no interest has been accrued.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2009:

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

NOTE 6. STOCK OPTION PLAN

On November 2, 2007, the Company adopted the 2007 Greater Asia Realty Holdings, Ltd. Stock Option Plan (“Plan”). The Plan provides for the issuance of up to 1,000,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of September 30, 2009 no options had been granted under the Plan.

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

None.

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

GREATER ASIA REALTY HOLDINGS, LTD. (Registrant)

Date: November 16, 2009	BY:	/s/ Ronnie L. Steinocher
	Name:	RONNIE L. STEINOCHER
	Title:	CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER AND
PRINCIPAL ACCOUNTING OFFICER)